Form 10-Q
period 1996-05-18
STOP & SHOP COMPANIES INC /DE/
filed 1996-06-21
CIK 880267

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended May 18, 1996

                         Commission File Number 1-10958
                                                -------

                         THE STOP & SHOP COMPANIES, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                     06-1231252
(State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)             Identification Number)

                                  P.O. Box 369
                                Boston, MA  02101
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (617) 380-8000
              (Registrant's telephone number, including area code)

                                      None
                                      ----
                     (Former name, former address and former
                   fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No
                                        -------     -------

Number of shares of the issuer's common stock, outstanding as of June 14, 1996:
50,353,686 shares.

                         THE STOP & SHOP COMPANIES, INC.
                                AND SUBSIDIARIES





INDEPENDENT ACCOUNTANTS' REPORT
- -------------------------------


To the Stockholders and Board of Directors of The Stop & Shop Companies, Inc.:


We have reviewed the accompanying condensed consolidated balance sheets of The Stop & Shop Companies, Inc. and subsidiaries as of May 18, 1996 and May 20, 1995, and the related condensed consolidated statements of operations and cash flows for the sixteen-week periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the condensed consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Stop & Shop Companies, Inc. and subsidiaries as of January 27, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 4, 1996 (March 27, 1996, as to
Note 17), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 27, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP

Boston, Massachusetts
June 10, 1996

                         THE STOP & SHOP COMPANIES, INC.
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (Dollars in thousands except per share amounts)


                                                   16 Wks Ended    16 Wks Ended
                                                   May 18, 1996    May 20, 1995
                                                   ------------    ------------

Retail sales                                         $1,513,849      $1,192,540
                                                      ---------       ---------

Costs and expenses:
  Cost of goods sold, buying and warehousing costs    1,089,777         856,871
  Selling, store operating and administrative expenses  304,876         234,994
  Depreciation and amortization                          30,971          25,402
  Amortization of goodwill and lease interests            6,225           3,466
                                                      ---------      ----------

Total costs and expenses                              1,431,849       1,120,733
                                                      ---------      ----------

Operating profit                                         82,000          71,807
  Interest on obligations under capital leases            7,927           5,634
  Interest and amortization of debt expense, net         23,191          17,579
                                                      ---------      ----------

Earnings before income tax provision                     50,882          48,594
Income tax provision                                     23,382          22,594
                                                      ---------      ----------

Net earnings                                          $  27,500      $   26,000
                                                       ========       =========

Net earnings per common share and
  share equivalents                                  $     0.53      $     0.50
                                                      =========       =========

Weighted average number of common share and
  share equivalents outstanding (in thousands)           52,346          52,117
                                                      =========      ==========

See accompanying notes to condensed consolidated financial statements.

                         THE STOP & SHOP COMPANIES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)

                                   May 18, 1996   Jan. 27, 1996  May 20, 1995
                                   ------------   -------------  ------------
ASSETS

Current assets:

 Cash and cash equivalents             $   12,462  $   16,423   $   17,064
 Restricted investments                    14,595       4,507       17,625
 Accounts receivable                       73,838      76,104       53,573
 Construction advances receivable          13,682       9,094       18,686
 Inventories                              262,497     271,988      215,266
 Prepaid expenses                          19,516      18,340       18,603
 Deferred tax assets, net                 140,474     140,474       49,371
 Net assets held for disposal              95,215      93,223            -
                                        ---------   ---------    ---------

   Total current assets                   632,279     630,153      390,188
                                        ---------   ---------    ---------

Property, plant and equipment, net:
 Property excluding capital leases, net   961,302     960,670      906,176
 Property under capital leases, net       123,130     128,124      108,015
                                        ---------   ---------    ---------

   Property, plant and equipment, net   1,084,432   1,088,794    1,014,191
                                        ---------   ---------    ---------

Other assets:
 Goodwill, net                            405,146     402,873      164,038
 Lease interests at market value, net     196,653     199,265      156,801
 Deferred financing costs, net              4,919       5,584        6,551
 Notes receivable                          32,883      32,800       29,377
 Other                                    122,612     107,274       45,681
                                        ---------   ---------    ---------

   Total other assets                     762,213     747,796      402,448
                                        ---------   ---------    ---------

   Total assets                        $2,478,924  $2,466,743   $1,806,827
                                        =========   =========    =========

See accompanying notes to condensed consolidated financial statements.

                                                               (Continued)

                         THE STOP & SHOP COMPANIES, INC.
                                AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Cont.)
                             (Dollars in thousands)

                                           May 18, 1996  Jan. 27, 1996  May 20, 1995
                                           ------------  -------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                            $  338,672   $  377,741     $ 242,921
 Other accrued expenses                         124,047      120,600        80,241
 Accrued employee compensation and benefits      86,043       84,188        68,715
 Accrued workers' compensation and general
  liability                                      74,884       75,834        54,743
 Accrued acquisition costs                       67,201       67,121             -
 Accrued income taxes                            46,890       34,676        30,247
 Short-term debt                                    364       17,865           247
 Current portion of long-term debt              211,027      212,770        13,434
                                                -------      -------       -------
   Total current liabilities                    949,128      990,795       490,548
                                                -------      -------       -------

Long-term debt:
 Mortgage notes,
   S&S Finance International, Inc.                    -            -       200,000
 Other mortgage notes                            13,972       14,385        12,104
 Credit agreement                               235,000      205,000       288,000
 Term loan facility                             200,000      200,000             -
 Subordinated debt                              195,190      195,190       195,190
 Senior secured notes                           118,013      118,013             -
 Obligations under capital leases               163,018      166,574       129,649
                                                -------      -------       -------

   Total long-term debt                         925,193      899,162       824,943
                                                -------      -------       -------

Deferred tax liabilities, net                   234,924      234,924       194,343
Commitments and contingencies                         -            -             -

Stockholders' equity:
 Preferred stock: none outstanding                    -            -             -
 Common stock: 50,353,486 shares outstanding
  (50,204,920 at Jan. 27, 1996 and
  49,937,631 at May 20, 1995)                       505          503           501
 Additional paid-in capital                     318,327      317,193       315,608
 Retained earnings (deficit)                     54,222       26,722       (15,222)
 Treasury stock, at cost                         (3,375)      (2,556)       (3,894)
                                                --------     --------      --------
   Total stockholders' equity                   369,679      341,862       296,993
                                                --------    ---------      --------
   Total liabilities and
    stockholders' equity                      $2,478,924  $2,466,743    $1,806,827
                                               =========   ==========    =========

See accompanying notes to condensed consolidated financial statements.

                         THE STOP & SHOP COMPANIES, INC.
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)


                                                  16 Wks Ended    16 Wks Ended
                                                  May 18, 1996    May 20, 1995
                                                  ------------    ------------

Cash flows from operating activities:
 Net earnings                                       $  27,500       $  26,000
 Adjustments to reconcile net earnings
   to net cash provided by operating activities:
 Depreciation and amortization                         30,971          25,402
 Amortization of goodwill and lease interests           6,225           3,466
 Amortization of deferred financing costs                 665             644
 Changes in working capital                           (36,597)        (42,707)
                                                      --------        --------

   Net cash provided by operating activities           28,764          12,805
                                                     ---------       ---------

Cash flows from investing activities:
 Capital expenditures                                 (30,543)        (46,216)
 Disposals of property, plant and equipment             1,564             776
 Long-term notes receivable                               (83)         (2,574)
                                                      --------         -------

   Net cash used in investing activities              (29,062)        (48,014)
                                                      --------        --------

Cash flows from financing activities:
 Proceeds from issuance  of debt                            -           3,013
 Principal payments on short-term debt                   (501)           (326)
 Principal payments on long-term debt                  (1,639)           (405)
 Net borrowings under credit agreement                 13,000          46,042
 Deferred financing costs                                   -             (54)
 Principal payments under capital lease obligations    (4,622)         (4,036)
 Common stock issued under stock option plans           1,136             192
 Treasury stock activity, net                            (819)           (100)
 Other                                                (10,218)         (3,669)
                                                      --------        --------

   Net cash provided by (used in) financing
     activities                                        (3,663)         40,657
                                                      --------         ------

 Net increase (decrease) in cash and cash
   equivalents                                         (3,961)          5,448
   Cash and cash equivalents:
    Beginning of period                                16,423          11,616
                                                      -------         -------

    End of period                                     $12,462         $17,064
                                                       ======          ======



See accompanying notes to condensed consolidated financial statements.

                                                      (Continued)

                         THE STOP & SHOP COMPANIES, INC.
                                AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Cont.)
                             (Dollars in thousands)

                                                 16 Wks Ended   16 Wks Ended
                                                 May 18, 1996   May 20, 1995
                                                 ------------   ------------

Supplemental disclosures of
 cash flow information:
   Cash paid for interest                          $ 32,770       $ 23,929
                                                    =======        =======

   Cash paid for income taxes                      $ 10,655       $ 24,093
                                                    =======        =======

Supplemental schedule of non-cash investing
 and financing activities:
   Capital lease obligations incurred              $      -       $  1,971
                                                    =======        =======

See accompanying notes to condensed consolidated financial statements.

                         THE STOP & SHOP COMPANIES, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Opinion of Management
   ---------------------

   With respect to the unaudited financial information for the interim periods, it is the opinion of management of The Stop & Shop Companies, Inc. and its subsidiaries (hereinafter referred to as the "Company") that all adjustments, which consist of normal and recurring adjustments and adjustments relating to the acquisitions of Purity Supreme, Inc. and MelMarkets, Inc., necessary to present a fair statement of the results for such interim periods, have been included. The report should be read in conjunction with the Company's Consolidated Financial Statements for the year ended January 27, 1996 ("fiscal 1995").

   Operating results for the 16 week period ended May 18, 1996 are not necessarily indicative of results that may be expected for the full fiscal year ending February 1, 1997 ("fiscal 1996").

2. Income Tax Provision (Benefit)
   ------------------------------

   The Company has provided for income taxes on an interim basis using the estimated annual effective tax rate method.

3. Net Earnings Per Share and Share Equivalents
   --------------------------------------------

   Primary earnings per share and share equivalents are computed based on the weighted average number of shares outstanding plus the common stock equivalents related to stock options, once the latter causes dilution in earnings per share in excess of 3%. For each of the periods presented, fully diluted earnings per share are not presented since the results do not cause dilution in earnings per share in excess of 3%.

4. New Accounting Standards
   ------------------------

   In March 1995, the Financial Accounting Standard Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995. The initial adoption of SFAS No. 121 did not have a material effect on the consolidated financial statements.

   In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation arrangements and will disclose the required pro forma effect on net income and earnings per share in its fiscal 1996 financial statements.

5. Commitments and Contingencies
   -----------------------------

   On June 23, 1995, Bradlees, Inc. ("Bradlees") filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The Company has assigned certain leases to Bradlees and, under certain circumstances, may have liability in the event of nonperformance by Bradlees. To date, Bradlees has rejected two of the assigned leases and, on February 21, 1996, announced that it would close 12 of its stores. In fiscal 1995, the Company provided for the estimated costs associated with the leases for the announced closed stores. On June 14, 1996, Bradlees filed a motion seeking court approval to reject the leases for 5 of the 12 announced stores to be closed.

                         THE STOP & SHOP COMPANIES, INC.
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Results of Operations
- ---------------------

   Results of operations for the 16 weeks ended May 18, 1996 are referred to herein as "Quarter 1996" and the 16 weeks ended May 20, 1995 are referred to as "Quarter 1995".

   Total retail sales for the Company were $1,513.8 million in Quarter 1996, an increase of 26.9% over Quarter 1995. Comparable store sales increased 2.7% over the prior year. Total retail sales increased at a greater rate than comparable store sales due to the acquisitions of Purity Supreme, Inc. ("Purity") and MelMarkets, Inc. ("Mel's") in fiscal 1995 and growth from new stores. At the end of Quarter 1996, the Company operated 159 Stop & Shop supermarkets, including 116 superstores, and 17 Mel's Foodtown supermarkets. The Company also operated 28 Purity supermarkets and 64 Li'l Peach convenience stores at the end of Quarter 1996.

   Operating profit for the Company, defined as earnings from operations before interest and income taxes, was $82.0 million for Quarter 1996, compared with $71.8 million for Quarter 1995. As a percentage of sales, operating profit was 5.4% for Quarter 1996 and 6.0% for Quarter 1995. The decrease in operating profit, as a percentage of sales, can be attributed to a continued competitive environment. Selling, store operating, and administrative expenses, as a percentage of sales, were 20.1% in Quarter 1996, compared to 19.7% in Quarter 1995. The increase in Quarter 1996 resulted primarily from higher snow plowing/removal costs along with the addition of Mel's. Depreciation and amortization expense (including amortization of goodwill and lease interests) was $37.2 million in Quarter 1996 compared to $28.9 million in Quarter 1995. The increase resulted from the Company's acquisitions of Purity and Mel's and its continuing superstore development program.

   Net interest expense was $31.1 million or 2.1% of sales for Quarter 1996, compared with $23.2 million or 1.9% of sales for Quarter 1995. The increase in net interest expense was due to expenses associated with the new $200 million term loan facility that the Company entered into to expand its financial liquidity and the Senior Secured Notes, due 1999, that the Company assumed in the Purity acquisition.

   The effective income tax rate on earnings from continuing operations was approximately 46% in Quarter 1996 and Quarter 1995.

   Net earnings for Quarter 1996 were $27.5 million or $0.53 per share. Net earnings for Quarter 1995 were $26.0 million or $0.50 per share. The weighted average number of common share and share equivalents used in this calculation was 52.3 million in Quarter 1996, compared with 52.1 million in Quarter 1995.

                         THE STOP & SHOP COMPANIES, INC.
                                AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Cont.)


Liquidity and Capital Resources
- -------------------------------

   Net cash provided by operating activities was $28.8 million in Quarter 1996 and $12.8 million in Quarter 1995 (see "Condensed Consolidated Statements of Cash Flows"). Working capital deficiency amounted to $316.8 million and $100.4 million at May 18, 1996 and May 20, 1995, respectively. This resulted in ratios of current assets to current liabilities of 0.7 and 0.8, respectively. The increase in the working capital deficiency was primarily the result of the $200 million S & S Finance International, Inc. note which is due on December 16, 1996. The Company's high sales productivity results in a rapid inventory turnover. That turnover, coupled with a program for extended payment terms from vendors, results in a high ratio of trade accounts payable to inventory. This resulted in an increase in the working capital deficiency that merely reflects efficient operations by the Company. The increase in the working capital deficiency was lessened somewhat as a result of the Purity acquisition.
Included in current assets are Net Assets Held For Disposal, which represent the net assets of the Purity stores that must be divested and certain additional Purity stores and the Li'l Peach convenience stores that will be divested if adequate proceeds can be obtained. In view of the Company's $364.0 million available under its bank Credit Agreement, the Company does not believe the working capital deficiency creates a liquidity problem.

   The Company expects that working capital requirements and capital additions, including the funds necessary for the Company's planned Stop & Shop stores, will continue to be funded through a combination of funds available from operations, the Credit Agreement and real estate financing arrangements, including a master lease financing program. The Company expects that debt service requirements will be funded through operations, currently available capacity, and new borrowings.

   The retained earnings at May 18, 1996 were $54.2 million compared to an accumulated deficit at May 20, 1995 of $15.2 million. The elimination of the accumulated deficit was the result of the Company generating net earnings.

Capital Asset Additions
- -----------------------

   The Company continued its program of square footage growth in 1996. The Company opened three new stores in Quarter 1996 and refurbished two former Purity stores. In Quarter 1996, cash capital expenditures were $30.5 million. Cash capital expenditures are expected to approximate $100.0 million in fiscal 1996 and will be financed substantially through cash from operations and utilization of the revolving loan facility. At the close of Quarter 1996, the Company operated 159 Stop & Shop supermarkets, including 116 superstores, and 17 Mel's Foodtown supermarkets. The Company also operated 28 Purity supermarkets and 64 Li'l Peach convenience stores at the end of Quarter 1996.

                         THE STOP & SHOP COMPANIES, INC.
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Cont.)

Purity Acquisition
- ------------------

   During Quarter 1996, the Company refurbished two former Purity supermarkets, completing the planned conversions. The sale of non-converted Purity stores continued in Quarter 1996. Twenty of the 31 Purity stores to be divested or sold, have either been sold or are under agreement to be sold. Sixteen of the 31 stores were required to be sold under the terms of an agreement with the Massachusetts Attorney General and the Federal Trade Commission.

   During Quarter 1996, the Company entered into a definitive agreement to sell the Li'l Peach business. This sale is expected to close in mid-July.

Royal Ahold Acquisition
- -----------------------

   During Quarter 1996, the Company entered into an agreement to be acquired by Royal Ahold, a leading international food retailer with annual sales of $18 billion.

                         THE STOP & SHOP COMPANIES, INC.
                                AND SUBSIDIARIES


                            PART II OTHER INFORMATION
                            -------------------------



Item 1. Legal Proceedings

   On February 10, 1992, the Company received a complaint filed in the U.S. Bankruptcy Court in the Northern District of California by the Trustee in bankruptcy of Hamilton-Taft & Company ("HTC"), a tax payment service firm, alleging that approximately $12.55 million in tax payments made by HTC on the Company's behalf in January and March 1991, utilizing withholding funds previously deposited by the Company with HTC for this purpose, constituted avoidable preferences under Section 547 of the Bankruptcy Code. On May 2, 1995, the U.S. Court of Appeals for the Ninth Circuit, reversing rulings of the lower courts, granted partial summary judgment to the Trustee. The Company filed a motion for reconsideration and for an en banc hearing by the Ninth Circuit. On September 18, 1995, the Trustee and the Company settled this claim upon a Stop & Shop payment of approximately $4.5 million. Subsequently, the Company received distributions of $1.62 million from the estate of the bankrupt, reducing its loss to $2.88 million. Further distributions are possible. The Company has filed a declaratory judgment action against its insurance carrier, Federal Insurance Company, seeking a determination of coverage for this loss. That claim is pending in U.S. District Court in Massachusetts.

                         THE STOP & SHOP COMPANIES, INC.
                                AND SUBSIDIARIES


                        PART II OTHER INFORMATION (Cont.)
                        ---------------------------------


Item 6.      Exhibits and Reports on Form 8-K

        A. Exhibits
           No.
           --------

           *15.  Letter re:  Unaudited interim financial information

        B. Reports on Form 8-K
           -------------------

           For the 16 weeks ended May 18, 1996, the Company filed a Form 8-K, dated March 29, 1996.


* As filed herewith

                         THE STOP & SHOP COMPANIES, INC.
                                AND SUBSIDIARIES

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           THE STOP & SHOP COMPANIES, INC.




Date:  June 21, 1996                       By  /s/ Robert G. Tobin
                                              -------------------------------
                                             Robert G. Tobin
                                             Chairman, President and
                                             Chief Executive Officer

                                  EXHIBIT INDEX



EXHIBIT                        DESCRIPTION
- -------                        -----------


15.       Letter re:  Unaudited interim financial information