Form 10-Q/A
period 1996-05-18
STOP & SHOP COMPANIES INC /DE/
filed 1996-07-09
CIK 880267

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                 FORM 10-Q-Amended

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



DELOITTE & TOUCHE LLP

Boston, Massachusetts
June 10, 1996

                          THE STOP & SHOP COMPANIES, INC.
                                   AND SUBSIDIARIES

             CONDENSEDCONSOLIDATED STATEMENTSOFOPERATIONS (UNAUDITED)
                 (Dollars in thousands except per share amounts)

                                                          16 Wks Ended        16 Wks Ended
                                                          May 18, 1996        May 20, 1995
                                                          ------------        ------------
Retail sales                                                $1,513,849          $1,192,540
                                                             ---------           ---------
Costs and expenses:
  Cost of goods sold, buying and warehousing costs           1,089,777             856,871
  Selling, store operating and administrative expenses         304,876             234,994
  Depreciation and amortization                                 30,971              25,402
  Amortization of goodwill and lease interests                   6,225               3,466
                                                             ---------           ---------

Total costs and expenses                                     1,431,849           1,120,733
                                                             ---------           ---------

Operating profit                                                82,000              71,807
  Interest on obligations under capital leases                   7,927               5,634
  Interest and amortization of debt expense, net                23,191              17,579
                                                             ---------           ---------

Earnings before income tax provision                            50,882              48,594
Income tax provision                                            23,382              22,594
                                                             ---------           ---------

Net earnings                                                $   27,500          $   26,000
                                                             =========           =========

Net earnings per common share and
  share equivalents                                         $     0.53          $     0.50
                                                             =========           =========

Weighted average number of common share and
  share equivalents outstanding (in thousands)                  52,346              52,117
                                                             =========           =========



     See accompanying notes to condensed consolidated financial statements.

                            THE STOP & SHOP COMPANIES, INC.
                                    AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (Dollars in thousands)





                                       May 18, 1996  Jan. 27, 1996  May 20, 1995
                                       ------------  -------------  ------------
 ASSETS

 Current assets:

  Cash and cash equivalents             $   12,462    $   16,423     $   17,064
  Restricted investments                    14,595         4,507         17,625
  Accounts receivable                       73,838        76,104         53,573
  Construction advances receivable          13,682         9,094         18,686
  Inventories                              262,497       271,988        215,266
  Prepaid expenses                          19,516        18,340         18,603
  Deferred tax assets, net                 140,474       140,474         49,371
  Net assets held for disposal              95,215        93,223              -
                                         ---------     ---------      ---------

    Total current assets                   632,279       630,153        390,188
                                         ---------     ---------      ---------

 Property, plant and equipment, net:
  Property excluding capital leases, net   961,302       960,670        906,176
  Property under capital leases, net       123,130       128,124        108,015
                                         ---------     ---------      ---------

    Property, plant and equipment, net   1,084,432     1,088,794      1,014,191
                                         ---------     ---------      ---------

 Other assets:
  Goodwill, net                            405,146      402,8731         64,038
  Lease interests at market value, net     196,653       199,265        156,801
  Deferred financing costs, net              4,919         5,584          6,551
  Notes receivable                          32,883        32,800         29,377
  Other                                    122,612       107,274         45,681
                                         ---------     ---------      ---------

    Total other assets                     762,213       747,796        402,448
                                         ---------     ---------      ---------

        Total assets                    $2,478,924    $2,466,743     $1,806,827
                                         =========     =========      =========

     See accompanying notes to condensed consolidated financial statements.

                                                                    (Continued)

                         THE STOP & SHOP COMPANIES, INC.
                                 AND SUBSIDIARIES

             CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Cont.)
                             (Dollars in thousands)



                                            May 18, 1996      Jan. 27, 1996     May 20, 1995
                                            ------------      -------------     ------------
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
  Accounts payable                           $  338,672         $  377,741       $  242,921
  Other accrued expenses                        124,047            120,600           80,241
  Accrued employee compensation and benefits     86,043             84,188           68,715
  Accrued workers' compensation and
    general liability                            74,884             75,834           54,743
  Accrued acquisition costs                      67,201             67,121               -
  Accrued income taxes                           46,890             34,676           30,247
  Short-term debt                                   364             17,865              247
  Current portion of long-term debt             211,027            212,770           13,434
                                              ---------          ---------        ---------
           Total current liabilities            949,128            990,795          490,548
                                              ---------          ---------        ---------

 Long-term debt:
  Mortgage notes,
    S&S Finance International, Inc.                  -                  -           200,000
  Other mortgage notes                           13,972             14,385           12,104
  Credit agreement                              235,000            205,000          288,000
  Term loan facility                            200,000            200,000               -
  Subordinated debt                             195,190            195,190          195,190
  Senior secured notes                          118,013            118,013               -
  Obligations under capital leases              163,018            166,574          129,649
                                              ---------          ---------        ---------

    Total long-term debt                        925,193            899,162          824,943
                                              ---------          ---------        ---------

 Deferred tax liabilities, net                  234,924            234,924          194,343
 Commitments and contingencies                       -                  -                -

 Stockholders' equity:
  Preferred stock: none outstanding                  -                  -                -
  Common stock: 50,353,486 shares outstanding
   (50,204,920 at Jan. 27, 1996 and
    49,937,631 at May 20, 1995)                     505                503              501
  Additional paid-in capital                    318,327            317,193          315,608
  Retained earnings (deficit)                    54,222             26,722          (15,222)
  Treasury stock, at cost                        (3,375)            (2,556)          (3,894)
                                              ---------          ---------        ---------
    Total stockholders' equity                  369,679            341,862          296,993
                                              ---------          ---------        ---------
    Total liabilities and
     stockholders' equity                    $2,478,924         $2,466,743       $1,806,827
                                              =========          =========        =========


     See accompanying notes to condensed consolidated financial statements.


                             THE STOP & SHOP COMPANIES, INC.
                                      AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (Dollars in thousands)


                                                             16 Wks Ended  16 Wks Ended
                                                             May 18, 1996  May 20, 1995
                                                             ------------  ------------
 Cash flows from operating activities:
  Net earnings
                                                             $  27,500     $  26,000
  Adjustments to reconcile net earnings
    to net cash provided by operating activities:
  Depreciation and amortization                                 30,971        25,402
  Amortization of goodwill and lease interests                   6,225         3,466
  Amortization of deferred financing costs                         665           644
  Changes in working capital                                   (36,597)      (42,707)
                                                              --------       -------

    Net cash provided by operating activities                   28,764        12,805
                                                              --------       -------

 Cash flows from investing activities:
  Capital expenditures                                         (30,543)      (46,216)
  Disposals of property, plant and equipment                     1,564           776
  Long-term notes receivable                                       (83)       (2,574)
                                                              --------      --------

    Net cash used in investing activities                      (29,062)      (48,014)
                                                              --------      --------

 Cash flows from financing activities:
  Proceeds from issuance  of debt                                   -         3,013
  Principal payments on short-term debt                          (501)         (326)
  Principal payments on long-term debt                         (1,639)         (405)
  Net borrowings under credit agreement                        13,000        46,042
  Deferred financing costs                                          -           (54)
  Principal payments under capital lease obligations           (4,622)       (4,036)
  Common stock issued under stock option plans                  1,136           192
  Treasury stock activity, net                                   (819)         (100)
  Other                                                       (10,218)       (3,669)
                                                             --------      --------

    Net cash provided by (used in) financing activities        (3,663)       40,657
                                                             --------      -------
      Net increase (decrease) in cash and cash equivalents     (3,961)        5,448
        Cash and cash equivalents:
         Beginning of period                                   16,423        11,616
                                                             --------      --------
         End of period                                      $  12,462     $  17,064
                                                             ========      ========


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

                         THE STOP & SHOP COMPANIES, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.        Opinion of Management
          ---------------------

          With respect to the unaudited financial information for the interim periods, it is the opinion of management of The Stop & Shop Companies, Inc. and its subsidiaries (hereinafter referred to as the "Company") that all adjustments, which consist of normal and recurring adjustments and, as explained in the following sentence, adjustments relating to the acquisition of Purity Supreme, Inc. and MelMarkets, Inc., necessary to present a fair statement of the results for such interim periods, have been included. As discussed in the notes to the Company's consolidated financial statements for the year ended January 27, 1996 ("fiscal 1995") the Company is continuing to refine the estimated fair values of assets acquired and liabilities assumed in conjunction with the Purity Supreme, Inc. and MelMarkets, Inc. Acquisitions. During the 16 week period ended May 18, 1996, the Company reduced the previously estimated net realizable value of net assets held for disposal by $8,511, reduced previously estimated accrued acquisition costs related to certain MelMarket agreements by $3,155, and increased previously estimated miscellaneous acquisition-related liabilities by $530. The net result of these adjustments was to increase goodwill by $5,886, before amortization of $3,613. The report should be read in conjunction with the Company's consolidated financial statements for fiscal 1995.

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




                                           THE STOP & SHOP COMPANIES, INC.




Date:  June 21, 1996                       By  /s/ Paul H. Freischlag, Jr.
                                              ----------------------------
                                             Paul H. Freischlag, Jr.
                                             Vice President and Treasurer

                                  EXHIBIT INDEX



EXHIBIT                        DESCRIPTION
- -------                        -----------


15.       Letter re:  Unaudited interim financial information