Form 10-Q/A
period 1996-05-18
STOP & SHOP COMPANIES INC /DE/
filed 1996-07-26
CIK 880267

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 2

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

                         THE STOP & SHOP COMPANIES, INC.
                                AND SUBSIDIARIES


                        PART II OTHER INFORMATION (Cont.)
                        ---------------------------------





Item 6.      Exhibits and Reports on Form 8-K

        A. Exhibits
           No.
           --------

           15.   Letter re:  Unaudited interim financial information

           27.   Financial Data Schedule


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




                                           THE STOP & SHOP COMPANIES, INC.




Date:  July 25, 1996                       By /s/ Brian W. Hotarek
                                              -------------------------
                                             Brian W. Hotarek
                                             Acting Chief Financial and
                                             Accounting Officer

                                  EXHIBIT INDEX



EXHIBIT                        DESCRIPTION
- -------                        -----------


15.       Letter re:  Unaudited interim financial information

27.       Financial Data Schedule